Form 10QSB
period 2001-03-31
GALENA ACQUISITION CORP
filed 2001-05-15
CIK 1107603

SECURITIES AND EXCHANGE COMMISSION
              Washington, D.C.  20549

                    FORM 10-QSB
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended
                   March 31, 2001
or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from    to

          Commission file number   0-29699

           GALENA ACQUISITION CORPORATION
   (Exact name of registrant as specified in its charter)

Delaware                        52-2218872

(State or other jurisdiction    (I.R.S. Employer
of incorporation organization)   or Identification
                                 No.)

               128 Joo Seng Road
            #03-00 Singapore 368356

(Address of principal executive offices  (zip code)

                              011 65 96852238

   (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section
13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                  No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                Outstanding at March 31, 2001
Common Stock,
par value $0.0001                6,750,000



           PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

           GALENA ACQUISITION CORPORATION
           (A Development Stage Company)
                As of March 31, 2001
                    (Unaudited)

                       ASSETS

Cash
                                     $   675
                                     --------
TOTAL ASSETS                         $   675
                                     ========

LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES                          $  -
                                     -------
STOCKHOLDER'S EQUITY

Preferred Stock, $.0001 par
 value, 200,000,000 shares
 authorized, none issued and
 outstanding                            -
Common Stock, $.0001 par value,
 500,000,000 shares authorized,
 6,750,000 issued and outstanding        675
Additional paid-in capital               535
Deficit accumulated during
 development stage                      (535)
                                       ------
                                         675
                                       ------
Total Stockholder's Equity               675
                                       ------
TOTAL LIABILITIES AND
   STOCKHOLDER'S EQUITY                 $675
                                       ======

See accompanying notes to financial statements

           GALENA ACQUISITION CORPORATION
           (A Development Stage Company)
               Statement of Operations

             For the three   For the three   March24,1999
             Months Ended    Months ended    (Inception)to
             March 31,2001   March 31, 2000  March 31, 2001

Income            $     -         $    -       $   -

Expenses
  Organization
     expense            -               -         535
                  ----------       --------      --------

Total expenses          -               -         535
                  ----------       --------      -------
NET LOSS                -               -        (535)
                   =========       ========      =======

NET LOSS PER
SHARE BASIC AND
DILUTED            $    -               -       $ (.0001)
                   =========        =======      ========

WEIGHTED AVERAGE
NUMBER OF SHARES
BASIC AND DILUTED    5,019,444      5,000,000     5,002,371
                    ==========      ==========    ==========

       See accompanying notes to financial statements

             GALENA ACQUISITION CORPORATION
            (A Development Stage Company)
        Statement of Changes in Stockholder's Equity
       For the Period From March 24, 1999 (Inception)
                      To March 31, 2001

                                                      Deficit
                                                      Accumu-
                                                      lated
                                                      During
                       Common Stock       Additional  Develop-
                     Issued               Paid-In     ment
                     Shares     Amount    Capital     Stage     Total

Common Stock
  Issuance           5,000,000    $ 500   $  -       $  -      $  500

Contribution of
 Services               -            -       535        -        535

Net loss for
 nine months
 ended December
 31, 1999               -            -        -         (535)   (535)
                      --------     -----   ------       -----    -----
Balance at
  December 31, 1999   5,000,000      500     535         (535)    500

Net loss for the
 year ended December
 31, 200                 -            -       -            -       -
                       --------     -----   ------       -----    -----
Balance at December
 31, 2000              5,000,000     500      535         (535)    500

Common stock issued
 for cash              6,500,000     650       -            -      650

Purchase and
  cancellation of
  common stock        (4,750,000)    (475)      -           -     (475)

Net loss for the
 three months ended
 March 31, 2001          -            -         -           -        -
                       --------     -----    ------      -----    -----
BALANCE AT
MARCH 31, 2001         6,750,000    $ 675     $535       $(535)    $ 675
                      ==========    ======     ====      ======    =====

                See accompanying notes to financial statements

                        GALENA ACQUISITION CORPORATION
                        (A Development Stage Company)
                           Statements of Cash Flows

                                                                    March 24, 1999
                                       March 31,      March 31,      (Inception) to
                                         2001           2000         March 31, 2001
CASH FLOWS FROM OPERATING
    ACTIVITIES:
Net loss                                $  -           $  -                (535)
 Adjustment to reconcile net
 loss to net cash
 used by operating activities

 Contributed expenses                      -               -                535
                                         --------      ---------        ----------
 Net cash used in Operating
  Activities                               -               -                    -
                                         --------      ---------        ----------
CASH FLOWS FROM INVESTING
 ACTIVITIES                                -               -                    -
                                         --------      ---------        ----------
CASH FLOWS FROM FINANCING  ACTIVITIES:

 Purchase and cancellation of
    Common stock                          (475)            -               (475)

 Proceeds from issuance of
  common stock                             650             -              1,150
                                         --------      ---------        ----------
Net cash provided by
 financing activities                      175             -                675
                                         --------      ---------        ----------
INCREASE IN CASH AND CASH
 EQUIVALENTS                               175             -                675

CASH AND CASH EQUIVALENTS
 BEGINNING OF PERIOD                       500            500                 -
                                         --------      ---------        ----------
CASH AND CASH EQUIVALENTS
  END OF PERIOD                          $ 675          $ 500            $  675
                                         ========      =========         =========

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

     On March 30, 2001, the Company issued
6,500,000 common shares to Janford International
Limited, a Hong Kong corporation, for a total price of $650 and redeemed and cancelled 4,750,000 of the outstanding 5,000,000 common shares owned by TPG Capital Corporation, its then sole shareholder, for a total price of $475.

      At March 31, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

The Company's ability to commence operations is contingent upon its ability to identify a prospective target business or otherwise raise additional capital.

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

D.  Income Taxes

     The Company accounts for income taxes under the Financial Accounting Standards Board of
Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under
Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending March 31, 2001.

NOTE 2  STOCKHOLDER'S EQUITY

        A.  Preferred Stock

     The Company is authorized to issue 200,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

        B.  Common Stock

     The Company is authorized to issue 500,000,000 shares of common stock at $.0001 par value. At inception, the Company issued 5,000,000 shares of its common stock to TPG Capital Corporation ("TPG") pursuant to Rule 506 for an aggregate consideration of $500 of which 4,750,000 were redeemed and cancelled for an aggregate redemption price of $475 on March 30, 2001. On March 30, 2001, the Company issued 6,500,000 shares of common stock to Janford
International Ltd., a Hong Kong corporation, for an aggregate consideration of $650 resulting in a change of control of the Company.

      C.  Additional Paid-In Capital

     Additional paid-in capital at March 31,
2001 represents the fair value of the amount of organization and professional costs incurred by TPG on behalf of the Company. (See Note 3)

NOTE 3  AGREEMENT

     On March 24, 1999, the Company signed an agreement with TPG, a related entity (See Note 4).
The Agreement called for TPG to provide the following services, without reimbursement from the Company, until the Company entered into a business combination as described in Note 1A:

       1.  Preparation and filing of required
            documents with the Securities and
            Exchange Commission.
       2.  Location and review of potential target
            companies.
       3.  Payment of all corporate,
            organizational, and other costs
            incurred by the Company.

NOTE 4  RELATED PARTIES

     Legal counsel to the Company is a firm owned by a former director of the Company who also owns a controlling interest in the outstanding stock of TPG. (See Note 3).

      Janford International Limited, the
controlling shareholder of the Company, (See Note
2(B)) is controlled by the sole director and president of the Company.


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

     On March 30, 2001, the Company redeemed
4,750,000 of the 5,000,000 common shares owned by TPG Capital Corporation, its then sole shareholder, for a total price of $475.

     On March 30, 2001, James Cassidy, its then sole officer and director, resigned as the officer and director of the Company. On that date Patrick
Peh was elected the sole director and appointed as the president, secretary and treasurer of the Company.

     On March 30, 2001, the Company issued
6,500,000 common shares to Janford International
Limited, a Hong Kong corporation controlled by Mr.
Peh.

     These transactions resulted in a change of control of the Company. Further information is contained in the Current Report on Form 8-K reporting these transactions which may viewed on the SEC Web site at www.sec.gov.

     New management of the Registrant is
considering making an acquisition or other business combination offer to a certain public
Australian corporation. If the Registrant does pursue such an offer, there will be significant obstacles to its conclusion, including negotiating the terms of the offer, arranging financing, if required, and obtaining required approvals by the Australian company and\or its shareholders. In addition, the acquisition offer may require review and\or approval by appropriate agencies of the Australian Government, which might either prohibit the transaction or require modifications in its terms which might be unacceptable to one or both parties. The offer may not be made, or, if made, may not be accepted.

     Janford International, Ltd., the principal shareholder of the Registrant, has agreed to provide management and other services to it.
Janford International, Ltd. has entered into an agreement with TPG Capital Corporation under which TPG Capital has received and will receive compensation for consulting services provided and to be provided to Janford International, Ltd. in regard to transactions by the Registrant.



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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)     Exhibits

     (b)     Reports on Form 8-K

    The Company filed a Report on Form 8-K on
April 18, 2001 reporting the change in control of the Company.


                    SIGNATURES

     Pursuant to the requirements of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



GALENA ACQUISITION CORPORATION

By:  /s/ Patrick Peh
         President

Dated: May 14, 2001