Form 10QSB
period 2001-06-30
GALENA ACQUISITION CORP
filed 2001-08-14
CIK 1107603

       SECURITIES  AND  EXCHANGE  COMMISSION
              Washington,  D.C.  20549

                    FORM  10-QSB
(Mark  One)
[X]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)
     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

          For  the  quarterly  period  ended
                   June  30,  2001
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

Yes   X                  No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                 Outstanding  at  June  30,  2001
Common  Stock,
------------------    -----------------------------
par  value  $0.0001                6,750,000

           PART  I  --  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

           GALENA  ACQUISITION  CORPORATION
           (A  Development  Stage  Company)
                As  of  June  30,  2001
                    (Unaudited)

                       ASSETS

Cash
                                     $    375
                                     --------
TOTAL  ASSETS                         $   375
                                     ========

LIABILITIES  AND  STOCKHOLDER'S  EQUITY

LIABILITIES                          $     -
                                     --------
STOCKHOLDER'S  EQUITY

Preferred  Stock,  $.0001  par
 value,  200,000,000  shares
 authorized,  none  issued  and
 outstanding                               -

Common  Stock,  $.0001  par  value,
 500,000,000  shares  authorized,
 6,750,000  issued  and  outstanding     675
Additional  paid-in  capital             535
Deficit  accumulated  during
 development  stage                     (835)
                                       --------
                                         375
                                       --------
Total  Stockholder's  Equity             375
                                       --------
TOTAL  LIABILITIES  AND
   STOCKHOLDER'S  EQUITY               $ 375
                                       ========

  See  accompanying  notes  to  financial  statements

           GALENA  ACQUISITION  CORPORATION
           (A  Development  Stage  Company)
               Statement  of  Operations


<BTB>            For  the  three   For  the three   For the six     For the six     March  24,1999
                 Months  Ended    Months  ended    Months ended    Months ended   (Inception)to
                 June  30,2001    June 30, 2000    June 30, 2001   June 30, 2000   June  30, 2001

Income             $     -         $     -       $      -            $    -            $   -

Expenses
  Organization           -               -              -                 -               535
  Expenses

  General  and
  Administrative
  Expenses             300               -                300             -               300
                  ----------        --------        ---------        --------         --------

Total  expenses         300              -                300             -               835
                  ----------       --------          ---------        --------         -------
NET  LOSS              (300)             -               (300)            -              (835)
                   =========       ========          =========        ========          =======

NET  LOSS  PER
SHARE  BASIC  AND
DILUTED            $    -          $     -           $  (.0001)        $  -         $   (.0002)
                   =========       ========          =========        =========         ========

WEIGHTED  AVERAGE
NUMBER  OF  SHARES
BASIC AND DILUTED    6,750,000      5,000,000         5,589,744        5,000,000       5,174,810
                    ==========      ==========        =========        =========       ==========

               See  accompanying  notes  to  financial  statements

             GALENA  ACQUISITION  CORPORATION
            (A  Development  Stage  Company)
        Statement  of  Changes  in  Stockholder's  Equity
       For  the  Period  From  March  24,  1999  (Inception)
                      To  June  30,  2001

                                                      Deficit
                                                      Accumu-
                                                      lated
                                                      During
                      Common  Stock       Additional  Develop-
                                           Paid-In     ment
                      Shares     Amount    Capital     Stage     Total

Common  Stock
  Issuance           5,000,000    $  500   $  -       $  -      $  500

Contribution  of
 Services               -            -       535         -         535

Net  loss  for
 nine  months
 ended  December
 31,  1999               -            -        -         (535)   (535)
                      --------     -----   ------       -----    -----
Balance  at
 December31, 1999     5,000,000      500     535         (535)     500

Net  loss  for  the
 year  ended  December
 31,  2000                -           -        -            -       -
                       --------     -----   ------       -----    -----
Balance  at  December
 31,  2000              5,000,000     500      535         (535)    500

Common  stock  issued
 for  cash              6,500,000     650       -            -      650

Purchase  and
  cancellation  of
  common  stock        (4,750,000)    (475)      -           -     (475)

Net  loss  for  the
 six  months  ended
 June  30,  2001          -            -         -         (300)   (300)
                       --------     ------    ------      ------   -----
BALANCE  AT
JUNE  30,  2001         6,750,000    $ 675    $535        $(835)    $375
                       ==========   ======    ======      ======   =====

                See  accompanying  notes  to  financial  statements

                        GALENA  ACQUISITION  CORPORATION
                        (A  Development  Stage  Company)
                           Statements  of  Cash  Flows

                                                                    March  24, 1999
<BTB>                                  June  30,      June  30,     (Inception) to
                                         2001           2000        June  30, 2001

CASH  FLOWS  FROM  OPERATING
    ACTIVITIES:
Net loss                                $ (300)         $  -               (835)
 Adjustment  to  reconcile  net
 loss  to  net  cash
 used  by  operating  activities

 Contributed  expenses                      -              -                535
                                         --------      ---------        ----------
 Net  cash  used  in  Operating
  Activities                              (300)            -               (300)
                                         --------      ---------        ----------
CASH  FLOWS  FROM  INVESTING
 ACTIVITIES                                -               -                  -
                                         --------      ---------        ----------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:

 Purchase  and  cancellation  of
    Common stock                          (475)            -               (475)

 Proceeds  from  issuance  of
  common  stock                             650             -              1,150
                                         --------      ---------        ----------
Net  cash  provided  by
 financing  activities                      175             -                675
                                         --------      ---------        ----------
INCREASE  (DECREASE)IN
  CASH AND CASH EQUIVALENTS               (125)             -                375

CASH  AND  CASH  EQUIVALENTS
 BEGINNING  OF PERIOD                       500            500                 -
                                         --------      ---------         ----------
CASH  AND  CASH  EQUIVALENTS
  END  OF PERIOD                          $ 375          $ 500            $  375
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

      At June 30, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

D.  Income  Taxes

     The Company accounts for income taxes under the Financial Accounting Standards Board of
Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under
Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending June 30, 2001.

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

      C.  Additional  Paid-In  Capital

     Additional  paid-in  capital  at  June  30,
2001  represents  the  fair  value  of  the  amount  of
organization  and  professional  costs  incurred  by  TPG
on  behalf  of  the  Company.  (See  Note  3)

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


GALENA  ACQUISITION  CORPORATION

By:  /s/  Patrick  Peh
         President

Dated:  August  5,  2001