Form 10QSB
period 2001-09-30
GALENA ACQUISITION CORP
filed 2001-11-06
CIK 1107603

SECURITIES  AND  EXCHANGE  COMMISSION
              Washington,  D.C.  20549

                    FORM  10-QSB
(Mark  One)
[X]  QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)
     OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

          For  the  quarterly  period  ended
                   September  30,  2001
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

Class                 Outstanding  at  September 30, 2001
Common  Stock,
------------------    -----------------------------
par  value  $0.0001                6,750,000

           PART  I  --  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

           GALENA  ACQUISITION  CORPORATION
           (A  Development  Stage  Company)
                As  of  September  30,  2001
                    (Unaudited)

                       ASSETS

Cash
                                     $    375
                                     --------
TOTAL  ASSETS                         $   375
                                     ========

LIABILITIES  AND  STOCKHOLDER'S  EQUITY

LIABILITIES                          $     -
                                     --------
STOCKHOLDER'S  EQUITY

Preferred  Stock,  $.0001  par
 value,  200,000,000  shares
 authorized,  none  issued  and
 outstanding                               -

Common  Stock,  $.0001  par  value,
 500,000,000  shares  authorized,
 6,750,000  issued  and  outstanding     675
Additional  paid-in  capital             535
Deficit  accumulated  during
 development  stage                     (835)
                                       --------
                                         375
                                       --------
Total  Stockholder's  Equity             375
                                       --------
TOTAL  LIABILITIES  AND
   STOCKHOLDER'S  EQUITY               $ 375
                                       ========

  See  accompanying  notes  to  financial  statements

           GALENA  ACQUISITION  CORPORATION
           (A  Development  Stage  Company)
               Statement  of  Operations


<BTB>            For  the three        For  the three        For the nine          For the nine          March  24,1999
                 Months  Ended         Months  ended         Months ended          Months ended          (Inception)to
                 September  30,2001    September 30, 2000    September 30, 2001    September 30, 2000    September  30, 2001

Income             $     -               $     -               $      -            $    -                 $    -

Expenses
  Organization           -                     -                      -                 -                     535
  Expenses

  General  and
  Administrative
  Expenses                                     -                    300                 -                     300
                  ----------           ------------------     -----------------    -----------------      ----------------

Total  expenses                                -                    300                 -                     835
                  ----------           ------------------     -----------------    -----------------      ----------------
NET  LOSS                                      -                   (300)                -                    (835)
                   =========           ==================     =================    =================      ================

NET  LOSS  PER
SHARE  BASIC  AND
DILUTED            $    -                $     -              $  (.0001)             $  -                 $ (.0002)
                   =========           ==================     =================    =================      ================

WEIGHTED  AVERAGE
NUMBER  OF  SHARES
BASIC AND DILUTED  6,750,000                5,000,000          5,706,140             5,000,000            5,291,403
                   =========           ==================     =================    =================      ================

               See  accompanying  notes  to  financial  statements

             GALENA  ACQUISITION  CORPORATION
            (A  Development  Stage  Company)
        Statement  of  Changes  in  Stockholder's  Equity
       For  the  Period  From  March  24,  1999  (Inception)
                      To  September  30,  2001

                                                      Deficit
                                                      Accumu-
                                                      lated
                                                      During
                      Common  Stock       Additional  Develop-
                                           Paid-In     ment
                      Shares     Amount    Capital     Stage     Total

Common  Stock
  Issuance           5,000,000    $  500   $  -       $  -      $  500

Contribution  of
 Services               -            -       535         -         535

Net  loss  for
 nine  months
 ended  December
 31,  1999               -            -        -         (535)   (535)
                      --------     -----   ------       -----    -----
Balance  at
 December 31, 1999    5,000,000      500     535         (535)    500

Net  loss  for  the
 year  ended  December
 31,  2000                -           -        -            -       -
                       --------     -----   ------       -----    -----
Balance  at  December
 31,  2000            5,000,000      500     535         (535)    500

Common  stock  issued
 for  cash            6,500,000      650       -            -     650

Purchase  and
  cancellation  of
  common  stock      (4,750,000)    (475)      -           -     (475)

Net  loss  for  the
 nine  months  ended
 September  30,  2001     -            -       -         (300)   (300)
                       --------     ------   ------     ------   -----
BALANCE  AT
SEPTEMBER  30,  2001  6,750,000     $ 675     $535      $(835)    $375
                     ==========     ======   ======     ======   =====

                See  accompanying  notes  to  financial  statements

                        GALENA  ACQUISITION  CORPORATION
                        (A  Development  Stage  Company)
                           Statements  of  Cash  Flows

                                                                       March  24, 1999
<BTB>                                September 30,    September 30,    (Inception) to
                                         2001           2000           September  30, 2001

CASH  FLOWS  FROM  OPERATING
    ACTIVITIES:
Net loss                                $ (300)         $  -               (835)
 Adjustment  to  reconcile  net
 loss  to  net  cash
 used  by  operating  activities

 Contributed  expenses                      -              -                535
                                         --------      ---------        ----------
 Net  cash  used  in  Operating
  Activities                              (300)            -               (300)
                                         --------      ---------        ----------
CASH  FLOWS  FROM  INVESTING
 ACTIVITIES                                -               -                  -
                                         --------      ---------        ----------
CASH  FLOWS  FROM  FINANCING  ACTIVITIES:

 Purchase  and  cancellation  of
    Common stock                          (475)            -               (475)

 Proceeds  from  issuance  of
  common  stock                            650             -              1,150
                                         --------      ---------        ----------
Net  cash  provided  by
 financing  activities                     175             -                675
                                         --------      ---------        ----------
INCREASE  (DECREASE)IN
  CASH AND CASH EQUIVALENTS               (125)            -                375

CASH  AND  CASH  EQUIVALENTS
 BEGINNING  OF PERIOD                      500            500                 -
                                         --------      ---------         ----------
CASH  AND  CASH  EQUIVALENTS
  END  OF PERIOD                         $ 375          $ 500            $  375
                                         ========      =========         ==========


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

   At September 30, 2001, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation. The Company's fiscal year end is December 31.

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

D.  Income  Taxes

     The Company accounts for income taxes under the Financial Accounting Standards Board of
Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under
Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending September 30, 2001.

NOTE  2  STOCKHOLDER'S  EQUITY

        A.  Preferred  Stock

     As of September 30, 2001 the Company was authorized to issue 200,000,000 shares of preferred stock at $.0001 par value, with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.


        B.  Common  Stock

     As of September 30, 2001 the Company was authorized to issue 500,000,000 shares of common stock at $.0001 par value. At inception, the Company issued 5,000,000 shares of its common stock to TPG Capital Corporation ("TPG") pursuant to Rule 506 for an aggregate consideration of $500 of which 4,750,000 were redeemed and cancelled for an aggregate redemption price of $475 on March 30, 2001. On March 30, 2001, the Company issued 6,500,000 shares of common stock to Janford International Ltd., a Hong Kong corporation, for an aggregate consideration of $650 resulting in a change of control of the Company.


      C.  Additional  Paid-In  Capital

     Additional  paid-in  capital  at  September 30,
2001  represents  the  fair  value  of  the  amount  of
organization  and  professional  costs  incurred  by  TPG
on  behalf  of  the  Company.  (See  Note  3)

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

NOTE 5  SUBSEQUENT EVENTS

  On October 2, 2001 the Company filed a Certificate of Amendment to the Company's Certificate of Incorporation with the Secretary of State of the State of Delaware changing the par value of the Company's preferred stock from $.0001 per share to $.10 per share.



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

Dated:  October 25, 2001